Form 10-K
period 2016-12-31
MQ MEDICAL TECHNOLOGIES Corp
filed 2017-04-12
CIK 1644867

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                              FORM 10-K
(Mark One)

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 2016


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

       Class                                  Outstanding at
                                               April 11, 2017

Common Stock, par value $0.0001                 20,000,000

Documents incorporated by reference:            Form 10-12G/A filed
					        September 11, 2015


                               PART I

Item 1.  Business


      MQ Medical Technologies Corporation (formerly "Northern Ridge Acquisition Corporation) ("MQ Medical" or the "Company") was incorporated on May 21, 2015 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders and filing a registration statement.

       In May, 2016, the Company filed a Form 8-K to announce that it had changed its name to MQ Medical Technologies Corporation in anticipation of a probable change in control. As of the date of this report, the discussions for such change of control have discontinued. If such change in control occurs the Company will file a Form 8-K.

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

     As of December 31, 2016, the Company had not generated revenues and had no income or cash flows from operations since inception. At December 31, 2016, the Company had sustained net loss of $1,400 and an accumulated deficit of $2,462.

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

	Management is aware that certain current and prior blank check companies of which Messrs. Cassidy and McKillop were the officers and directors have received subpeonas for documents in regard to a formal investigation by the Securities and Exchange Commission (In the matter HO-12590) requesting documentation regarding the share ownership of those companies. Management has no independent knowledge or information regarding these subpeonas but believes it is part of a wider review by the SEC concerning the filing of management ownership reports. Management of the Company has also received subpoenas in regard to certain ofthe transactions and filings for the past five years of certain of its blank check companies. Management has no independent knowledge or information as to the intent or purpose of such subpoenas.



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

     As of December 31, 2016, the Company had not generated revenues and had no income or cash flows from operations since inception. At December 31, 2016, the Company had sustained net loss of $1,400.

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

2016 Year-End Analysis

      The Company has received no income, has had no operations nor expenses, other than Delaware state fees and accounting fees as required for incorporation and for the preparation of the Company's financial statements.

Item 8.  Financial Statements and Supplementary Data

     The financial statements for the year ended December 31, 2016 and for the period from May 21, 2015 (Inception) to December 31, 2015 are attached hereto.

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

Management's Report of Internal Control over Financial Reporting

     The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company's officer, its president, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2016, based on the criteria establish in Internal
Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2016, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

      KCCW Accountancy Corp., the independent registered public accounting firm for the Company, has not issued an attestation report on the effectiveness of the Company's internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

      There have been no changes in the Company's internal controls over financial reporting during its fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.  Other information

      Not applicable.

                             PART III

Item 10.  Directors, Executive Officers, and Corporate Governance;


     The Directors and Officers of the Company are as follows:

      Name                Age       Positions and Offices Held
     -----------------    -----------
     James Cassidy         81       President, Secretary, Director
     James McKillop	   57       Vice President, Director

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

    Management is aware that certain current and prior blank check companies of which Messrs. Cassidy and McKillop were the former officers and directors have received subpoenas for documents in regard to an inquiry by the Securities and Exchange Commission requesting documentation regarding the transactions and filings for the past five years and former share ownership of certain blank check companies. Management has no independent knowledge or information regarding these subpoenas but believes it is part of a wider review by the SEC of similar companies. Management of the Company has also received subpoenas in regard to certain of the transactions and filings for the past five years of certain of its blank check companies. Management has no independent knowledge or information the intent or purpose of such subpoenas.

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


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters

     The following table sets forth, as of December 31, 2016, each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock and the director and officer of the Company. The Company does not have any compensation plans and has not authorized any securities for future issuance. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

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

                         December 31, 2016
	                 -----------------


                            =======
Audit-Related Fees          $ 1,000


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

	There are no financial statement schedules filed herewith.

Exhibits:

31   Certification of the Chief Executive Officer and Chief
                    Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 32   Certification of the Chief Executive Officer and Chief
                    Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                 FINANCIAL STATEMENTS


Report of Independent Registered Public Accounting Firm	            1

Balance Sheets as of December 31, 2016 and 2015                      2

Statements of Operations for the year ended December 31, 2016 and for the period from May 21, 2015 (Inception) to December 31,
  2015	                            3

Statements of Changes in Stockholders' Deficit for the year
  ended December 31, 2016 and for the period from May 21, 2015
  (Inception) to December 31, 2015                 4

Statements of Cash Flows for the year ended December 31, 2016 and for the period from May 21, 2015 (Inception) to December 31,
  2015                                   5

Notes to Financial Statements                                      6-8


  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of MQ Medical Technologies Corporation

We have audited the accompanying balance sheets of MQ Medical Technologies Corporation (the "Company") as of December 31, 2016 and 2015, and the related statements of operations, stockholders' deficit, and cash flows for the year ended December 31, 2016 and for the period from May 21, 2015 (Inception) to December 31, 2015. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the year ended December 31, 2016 and for the period from May 21, 2015 (Inception) to December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

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


/s/ KCCW Accountancy Corp.
Alhambra, California

April 11, 2017

--------------------------------------------------------------------

                   MQ MEDICAL TECHNOLOGIES CORPORATION
                               BALANCE SHEETS

                       ASSETS
                                               December 31,          December 31,
                                                2016                 2015
                                               ------------          ------------
  Current assets
    Cash                                        $        -            $        -
                                              -------------         -------------
   Total assets                                 $        -            $        -
                                              =============         =============

             LIABILITIES AND STOCKHOLDERS' DEFICIT

  Current liabilities
    Accrued liabilities     		        $        -            $      750
                                              -------------         -------------
  Total liabilities                             $        -            $      750
                                              =============         =============
  Stockholders' deficit
   Preferred stock, $0.0001 par value,
    20,000,000 shares authorized; none
    outstanding at 12/31/2016 and
    12/31/2015, respectively                            -                   -
   Common Stock; $0.0001 par value,
    100,000,000 shares authorized;
    20,000,000 shares issued and
    outstanding as of 12/31/2016
    and 12/31/2015, respectively                   2,000                2,000

    Discount on Common Stock                      (2,000)               (2,000)

    Additional paid-in capital                     2,462                   312

    Accumulated deficit                           (2,462)               (1,062)
                                              -------------         -------------
 Total stockholders' deficit                           -                  (750)
                                              -------------         -------------
 Total Liabilities and stockholders' equity    $        -            $       -
                                              =============         =============

 The accompanying notes are an integral part of these financial statements

--------------------------------------------------------------------

                    MQ MEDICAL TECHNOLOGIES CORPORATION
                         STATEMENTS OF OPERATIONS

                                                                  For the period
                                                                  from May 21, 2015
                                            For the year Ended    (Inception) to
                                            December 31, 2016     December 31, 2015
                                             --------------       -------------------
    Revenue                                    $         -            $        -
    Cost of revenue                                      -                     -
                                              -------------           -------------
    Gross profit                                         -                     -
    Operating expenses                               1,400                 1,062
                                              -------------           -------------
    Operating loss                                  (1,400)               (1,062)
       Loss before income taxes                     (1,400)               (1,062)
                                               -------------           -------------
    Income tax expense                                   -                      -
                                               -------------           -------------
    Net loss                                     $  (1,400)             $ (1,062)
                                                ============           =============
    Loss per share - basic and diluted           $   (0.00)             $  (0.00)
                                                -------------          -------------
    Weighted average shares-basic and diluted    20,000,000              20,000,000
                                                ============           =============

 The accompanying notes are an integral part of these financial statements

--------------------------------------------------------------------
                    MQ MEDICAL TECHNOLOGIES CORPORATION
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT


                                               Discount   Addi-               Total
                           Common Stock        on         tional   Accumu-    Stock-
                      --------------------     Common     Paid-In  lated      holders'
                      Shares       Amount      Stock      Capital  Deficit    Deficit

Balance, May 21,
  2015 (Inception)            -    $     -     $    -     $   -    $     -    $     -

Issuance of
  common stock        20,000,000     2,000      (2,000)        -         -          -

Additional paid-in
capital                     -          -          -           312          -        312

Net loss                    -          -          -            -      (1,062)    (1,062)
                      ===========   =======    =======   =========   ========   ========
Balance,
 December 31, 2015    20,000,000      2,000     (2,000)       312     (1,062)      (750)
                      ===========   =======    ========   =========  ========   =========
Additional Paid-in
   Capital                    -          -          -       2,150        -         2,150

Net loss                    -          -          -                   (1,400)     (1,400)
                      ===========   =======    ========   =========  ========   =========
Balance,
  December 31, 2016   20,000,000    $ 2,000    $(2,000)   $ 2,462    $(2,462)   $      -
                      ===========   =======    ========   =========  ========   =========

 The accompanying notes are an integral part of these financial statements

--------------------------------------------------------------------

                    MQ MEDICAL TECHNOLOGIES CORPORATION
                          STATEMENTS OF CASH FLOWS

                                            For the year Ended    For the period from
                                            December 31, 2016     May 21, 2015 (Inception)
                                                                  to December 31, 2015
                                             --------------       -------------------
 OPERATING ACTIVITIES
   Net loss                                    $    (1,400)           $     (1,062)
                                               -------------           -------------
   Non-Cash adjustments to reconcile loss
      to net cash
       Expenses paid by stockholder and
         contributed as capital                      2,150                     312

   Changes in Operating Assets and Liabilities
       Accrued liabilities                            (750)                    750
                                               -------------           -------------
       Net cash used in operating activities              -                      -
                                               -------------           -------------
   Net increase in cash                                   -                      -
                                               =============           =============
   Cash, beginning of period                              -                      -
                                               =============           =============
   Cash, end of period                          $         -                      -
                                               =============           =============
    Supplemental cash information
    Non-cash transaction--common stock
       issued to founders for no
       consideration                            $    2,000             $      2,000

     Interest paid                              $        -             $         -
                                               =============           =============
     Income tax paid                            $        -             $         -
                                               =============           =============
 The accompanying notes are an integral part of these financial statements

                                     5

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

       In 2016, the Company filed a Form 8-K to announce that it had changed its name to "MQ Medical Technologies Corporation" in anticipation of a probable change in control. As of the date of this report, the discussions for such change of control have discontinued. If such change in control occurs the Company will file a Form 8-K.

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

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of December 31, 2016 and 2015.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of December 31, 2016 and 2015.

______________________________________________________________________

                MQ MEDICAL TECHNOLOGIES CORPORATION
                   Notes to Financial Statements


INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2016 and 2015 there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of December 31, 2016 and 2015, there were no outstanding dilutive securities.

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

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating loss of $1,400 and $1,062 for the year ended 2016 and for the period from May 21, 2015 (Inception) to December 31, 2015, respectively. The Company had no working capital deficit and an accumulated deficit of $2,462 as of December 31, 2016 and a working capital deficit of $750 and an accumulated deficit of $1,062 as of December 31, 2015. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash" ("ASU 2016-18"). The new guidance is intended to reduce diversity in practice by adding or clarifying guidance on classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The amendments in this update should be applied retrospectively to all periods presented. The Company is currently evaluating the impact of adopting ASU 2016-18, which will only impact the Company if it has restricted cash in the future.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic
230): Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15"). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently in the process of evaluating the impact of ASU 2016-15 on its condensed financial statements.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern". This standard is intended to define management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. Under U.S. GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, U.S. GAAP lacks guidance about management's responsibility to evaluate whether there is substantial doubt about the organization's ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization's management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes.
The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company is currently evaluating the impact of this accounting standard.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 4   STOCKHOLDERS' DEFICIT

On May 21, 2015, the Company issued 20,000,000 founders common stock to two directors and officers. The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of December 31, 2016, 20,000,000 shares of common stock and no preferred stock were issued and outstanding.

NOTE 5   SUBSEQUENT EVENT

Management has evaluated subsequent events through April 11, 2017, the date which the financial statements were available to be issued.
All subsequent events requiring recognition as of December 31, 2016 have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB
ASC Topic 855, "Subsequent Events."

_____________________________________________________________________


                        SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             MQ MEDICAL TECHNOLOGIES CORPORATION

                              By:   /s/ James M. Cassidy
                                        James M. Cassidy, President
					Principal executive officer
Dated:       April 11, 2017


                              By:   /s/ James M. Cassidy
                                        James M. Cassidy, President
					Principal financial officer

Dated:        April 11, 2017


     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                          OFFICE              DATE

/s/ James M. Cassidy          Director            April 11, 2017